Form 10-Q/A
period 2026-03-31
NewHold Investment Corp IV
filed 2026-07-21
CIK 2099767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	NHIVU	Nasdaq Global Market
Class A ordinary shares included as part of the units	NHIV	Nasdaq Global Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	NHIVW	Nasdaq Global Market

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2026, is solely to correct typographical errors in the Form 10-Q.

This Amendment makes no material changes to the Form 10-Q as filed with the SEC on May 29, 2026 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after May 29, 2026) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

NEWHOLD INVESTMENT CORP IV

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

NewHold Investment Corp IV
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED mARCH 31, 2026

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(38,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,000
Increase in accounts payable	34,000
Net cash used in operating activities	$—
Net change in cash	$—
Cash, beginning of the period	—
Cash, end of the period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$185,000
Deferred offering costs included in accounts payable	$6,000
Deferred offering costs paid through related party loan	$86,000

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 included in the Registration Statement in connection with the Company’s initial public offering, which was initially filed with the SEC on February 18, 2026, and the audited Closing Balance Sheet as of April 1, 2026 included in the Current Report on Form 8-K filed with the SEC on April 22 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any other future periods.

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

NEWHOLD INVESTMENT CORP IV

Dated: July 21, 2026	By:	/s/ Polly Schneck
	Name:	Polly Schneck
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)