Form 10-Q
period 2026-06-30
NewHold Investment Corp IV
filed 2026-08-14
CIK 2099767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43232

NEWHOLD INVESTMENT CORP IV

(Exact name of registrant as specified in its charter)

Cayman Islands	98-188899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 West 40th St., Suite 802, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 655-8504

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	NHIVU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	NHIV	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	NHIVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 13, 2026, there were 20,766,250 shares of the Company’s Class A ordinary shares and 6,708,333 shares of the Company’s Class B ordinary shares issued and outstanding.

NEWHOLD INVESTMENT CORP IV

i

NewHold Investment Corp IV
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,330,000	$—
Prepaid expenses	203,000	8,000
Due from Sponsor	65,000
Deferred offering costs	—	83,000
Total current assets	1,598,000	91,000
Investments held in Trust Account	202,715,000	—
Total Assets	$204,313,000	$91,000

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$1,000	$30,000
Accrued liabilities (including approximately $75,000 and $83,000, respectively, of offering costs at June 30, 2026 and December 31, 2025)	279,000	83,000
Deferred compensation	113,000	—
Total current liabilities	393,000	113,000
Deferred underwriting payable	7,044,000	—
Total liabilities	7,437,000	113,000
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 20,125,000 and 0 shares, respectively, at June 30, 2026 and December 31, 2025, at redemption value of $10.06 per share at June 30, 2026	202,465,000	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 or December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 641,250 and 0, respectively, issued and outstanding at June 30, 2026 and December 31, 2025, excluding 20,125,000 shares subject to redemption	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,708,333 shares issued and outstanding June 30, 2026 and December 31, 2025(1)	1,000	1,000
Additional paid-in capital	—	24,000
Accumulated deficit	(5,590,000)	(47,000)
Total Shareholders’ Deficit	(5,589,000)	(22,000)
Total Liabilities and Shareholders’ Deficit	$204,313,000	$91,000

(1)	Includes, at December 31, 2025, up to 875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option had not been exercised in full by the underwriters on the closing of the Public Offering on April 16, 2026 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NewHold Investment Corp IV
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
General and administrative costs	$619,000	$657,000
Loss from operations	(619,000)	(657,000)
Other income
Income earned on investments held in Trust Account	1,465,000	1,465,000
Income earned on cash in operating account	8,000	8,000
Total other income	1,473,000	1,473,000
Net income	$854,000	$816,000

Weighted average Class A ordinary shares outstanding - basic and diluted	17,115,000	8,653,000
Class A ordinary shares - basic and diluted net income per share	$0.04	$0.06

Weighted average Class B ordinary shares outstanding - Basic and diluted	6,554,000	6,198,000
Class B ordinary shares – basic and diluted net income per share	$0.04	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

NewHold Investment Corp IV
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE THREE AND SIX MONTHS ENDED June 30, 2026

(unaudited)

For the three months ended June 30, 2026 (unaudited):

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, March 31, 2026 (unaudited)	—	$—	6,708,333	$1,000	$24,000	$(85,000)	$(60,000)
Issuance of 641,250 Private Placement Units to Sponsor and underwriters at $10.00 per unit	641,250	—	—	—	6,413,000	—	6,413,000
Estimated fair value of 6,708,333 Public Warrants issued as part of Units sold in the Offering	—	—	—	—	2,616,000	—	2,616,000
Allocated value of transaction costs to Public and Private Warrants	—	—	—	—	(151,000)	—	(151,000)
Accretion in value of Class A ordinary shares	—	—	—	—	(8,902,000)	(6,359,000)	(15,261,000)
Net income	—	—	—	—	—	854,000	854,000
Balances, June 30, 2026 (unaudited)	641,250	$—	6,708,333	$1,000	$—	$(5,590,000)	$(5,589,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

…..continued

NewHold Investment Corp IV
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE THREE AND SIX MONTHS ENDED June 30, 2026

(unaudited)

For the six months ended June 30, 2026 (unaudited):

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2025	—	$—	6,708,333	$1,000	$24,000	$(47,000)	$(22,000)
Issuance of 641,250 Private Placement Units to Sponsor and underwriters at $10.00 per unit	641,250	—	—	—	6,413,000	—	6,413,000
Estimated fair value of 6,708,333 Public Warrants issued as part of Units sold in the Offering	—	—	—	—	2,616,000	—	2,616,000
Allocated value of transaction costs to Public and Private Warrants	—	—	—	—	(151,000)	—	(151,000)
Accretion in value of Class A ordinary shares	—	—	—	—	(8,902,000)	(6,359,000)	(15,261,000)
Net income	—	—	—	—	—	816,000	816,000
Balances, June 30, 2026 (unaudited)	641,250	$—	6,708,333	$1,000	$—	$(5,590,000)	$(5,589,000)

(1)	Includes up to 875,000 Class B ordinary shares, at both December 31, 2025 and March 31, 2026, that were subject to forfeiture if the over-allotment option had not been exercised in full by the underwriters at the closing of the Public Offering on April 1, 2026 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NewHold Investment Corp IV
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30, 2026

(unaudited)

Cash flows from operating activities
Net income	$816,000
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(1,465,000)
Operating costs paid by loan from Sponsor	25,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(195,000)
Decrease in accounts payable	(29,000)
Increase in accrued expenses	204,000
Increase in deferred compensation – related parties	113,000
Net cash used in operating activities	(531,000)
Cash flows from investing activities
Investment of cash into Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)
Cash flows from financing activities
Repayment of Sponsor Note	(112,000)
Proceeds from sale of Units	201,250,000
Proceeds from sale of Private Placement Units	6,413,000
Payment of underwriting discounts and reimbursements	(4,075,000)
Payment of offering costs	(365,000)
Net cash provided by financing activities	203,111,000
Net increase in cash and cash equivalents	1,330,000
Cash and cash equivalents – beginning of period	—
Cash and cash equivalents – end of period	$1,330,000
Supplemental disclosure of noncash activities:
Deferred underwriting payable	$7,044,000
Offering costs included in accrued liabilities	$75,000
Offering costs paid by loan from Sponsor	$87,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NewHold Investment Corp IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 6, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Public Offering (as defined below), and, subsequent to the Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing

The Company’s Sponsor is NewHold Industrial Technology IV LLC (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the Company’s Initial Public Offering (“Public Offering”).

The registration statement for the Public Offering was declared effective on April 14, 2026. On April 16, 2026, the Company consummated the Public Offering of 20,125,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $201,250,000, which is further discussed in Note 3. This includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 2,625,000 units. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 641,250 private placement Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, or $6,412,500 in the aggregate, which is described in Note 4. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Of those 641,250 Private Placement Units, the Sponsor purchased 440,000 Private Placement Units and the underwriters in the Public Offering purchased 201,250 private Placement Units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Upon the closing of the Public Offering, management has agreed that the proceeds of the Units sold in the Public Offering will be held in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, and for distributions for working capital of $250,000 per year, the proceeds from the Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering (April 16, 2028) or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount deposited in the Trust Account initially was $10.00 per public share.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Note 2 — Significant Accounting Policies

Basis of Presentation

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 included in the Registration Statement in connection with the Company’s initial public offering filed with the SEC on February 18, 2026 and the audited Closing Balance Sheet as of April 16, 2026 included in the Current Report on Form 8-K filed with the SEC on April 22, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Liquidity and Capital Resources

As of June 30, 2026, the Company had approximately $1,330,000 in cash. In addition, the Company is able to draw up to $250,000 per year of interest accrued in the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2026, the Company believes that it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot ensure that its plans to consummate an initial Business Combination, or to raise additional capital, if necessary, will be successful.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, except for amounts held in the Trust Account, to be cash equivalents. The Company had approximately $1,280,000 and $0, respectively, invested in cash equivalents (money market funds) as of June 30, 2026 and December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees and other costs that are related to the Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Should the Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Offering costs amounted to approximately $11,581,000, consisting of $4,075,000 of upfront discount and expenses to the underwriters, approximately $7,044,000 of deferred underwriting fees and $462,000 of other offering costs. Approximately $151,000 of such costs was allocated to the Public Warrants and the Private Placement Units and the remainder, approximately $11,430,000, was allocated to Class A ordinary shares subject to redemption, based on their relative fair values.

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 20,125,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480.

All Class A ordinary shares are redeemable and classified as such on the Company’s condensed balance sheets until such time as a redemption event takes place. As of June 30, 2026, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.06 per share (which is the assumed redemption price) multiplied by 20,125,000 shares of Class A ordinary shares or $202,715,000.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of June 30, 2026, all of the 20,125,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Class A ordinary shares subject to possible redemption consist of the following:

	Dollars	Shares
Gross proceeds of Offering	$201,250,000	20,125,000
Less: Offering proceeds allocated to Public Warrants	(2,616,000)	—
Offering costs	(11,430,000)	—
Plus: Accretion of carrying value to redemption value	15,261,000	—
Class A ordinary shares subject to possible redemption, June 30, 2026 (unaudited)	202,465,000	20,125,000

In computing the amount in the Trust Account that is subject to possible redemption, the Company deducts the first $250,000 of interest income each year that is available to the Company for use in working capital. Subsequent to June 30, 2026, in August 2026, the Company withdrew $250,000 from the Trust Account for its permitted working capital distribution.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of ordinary shares is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the warrants sold in the Offering and Private Placement to purchase an aggregate of 6,922,083 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the periods presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of ordinary shares:
Allocation of income –
Basic and diluted	$620,000	$234,000	$477,000	$339,000
Denominator:
Weighted average shares of ordinary shares:
Basic and diluted	17,115,000	6,554,000	8,653,000	6,198,000
Net income per share of ordinary shares –
Basic and diluted	$0.04	$0.04	$0.06	$0.06

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Public Offering.

Warrant Instruments

The Company accounts for the warrants issued in connection with the Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classifies the warrant instruments under equity treatment at their assigned values. There are currently warrants outstanding to purchase 6,922,083 ordinary shares at June 30, 2026. There were no warrants outstanding on December 31, 2025.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements. See (i) Note 5 regarding Administrative Services Agreement and Deferred Compensation regarding the change in Chief Financial Officer in July 2026 and (ii) above regarding Class A ordinary shares subject to possible redemption as well as Note 6 – Trust Account and fair value measurement, regarding $250,000 withdrawn from the Trust Account in August 2026 for our permitted working capital distribution.

Note 3 — Public Offering Including Fair Value of Warrants at Issuance

On April 16, 2026, the Company consummated the sale 20,125,000 Units (including the exercise of the underwriters’ over-allotment option in full) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. The Company allocated approximately $2,616,000 of the Offering proceeds to the estimated fair value of the Public Warrants using a Binomial lattice model (a Level 3 valuation) using the following assumptions:

Share price	$9.82
Expected term (in years)	5.5
Volatility	25.0%
Risk-free rate	4.0%
Probability of a business combination	20%

The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

See Note below and Note 4 for further discussion of the warrants included in the Units and the Private Placement Units.

Warrants — Warrants are outstanding to purchase an aggregate 6,922,083 Class A ordinary shares including Public Warrants to purchase 6,708,333 Class A ordinary shares, and warrants included in the Private Placement Units to purchase 213,750 Class A ordinary shares. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 4 — Private Placement

Upon the consummation of the Public Offering on April 16, 2026, the Sponsor and the underwriters in the Public Offering have purchased an aggregate of 641,250 Private Placement Units, consisting of one Class A ordinary share and one-third warrant in which each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $10.00 per unit, or $6,412,500 in the aggregate. Of those 641,250 Private Placement Units, the Sponsor has purchased 440,000 Private Placement Units and the underwriters in the Public Offering have agreed to purchase 201,250 Private Placement Units. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Units are identical to the Public Units sold in the Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement units contained in the Private Placement Units held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

In October 2025, the Company issued an aggregate of 6,708,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 875,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Since the underwriters exercised their over-allotment option in full upon the consummation of the Public Offering, no shares were surrendered and no shares are subject to surrender at June 30, 2026.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $350,000 to be used for a portion of the expenses of the Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of the closing date of the Public Offering or the date on which the Company determines not to conduct an initial public offering. The Company borrowed approximately $112,000 under the promissory note which was repaid in full at the closing of the Public Offering on April 16, 2026. As such, the Company had no borrowings under the promissory note at June 30, 2026 and no further borrowings are available under the promissory note. There were no borrowings under the promissory note at December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Public Offering the Company has entered into an agreement with an affiliate of the Sponsor, Valence Management LLC to pay $50,000 per month for office space, utilities, and secretarial and administrative support and includes $21,500 and $7,100, respectively, per month to be paid to the Company’s Chief Operating Officer and Chief Financial Officer. During the three- and six-month periods ended June 30, 2026 approximately $125,000 was paid under this agreement and no amount was outstanding at June 30, 2026 or December 31, 2025. See also Executive Officer Compensation below.

Executive Officer Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, on April 15, 2026, the Company agreed to compensate each of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer $15,000 per month for their services prior to the consummation of the Company’s initial business combination, all of which would be payable upon the completion of the Company’s initial business combination. The total amount of deferred compensation for the three and six months ended June 30, 2026 was approximately $113,000. See also above for cash compensation paid to certain officers as part of the Administrative Services Agreement.

Subsequent to June 30, 2026, in July 2026, the Company’s Chief Financial Officer resigned and no further accruals of deferred compensation will accrue to this individual as of that date. A new Chief Financial Officer was appointed in July 2026 and that individual will accrue deferred compensation, and cash compensation, under the programs described above.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Due from Sponsor

At June 30, 2026, due from Sponsor consists of approximately $65,000 due from the Sponsor for matters related to the closing of the Public Offering which are expected to be resolved in the three months ended September 30, 2026.

Note 6 — Trust Account and Fair Value Measurement

The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Offering and the Private Placement, a total of $201,250,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At June 30, 2026, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at June 30, 2026.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2026 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at June 30, 2026	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$202,715,000

Subsequent to June 30, 2026, in August 2026, The Company withdrew $250,000 from the Trust Account for its permitted working capital distribution.

Note 7 — Commitments and Contingencies

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

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying the warrants contained in such Private Placement Units and Units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Public Offering to purchase up to an additional 2,625,000 units to cover over-allotments, if any, and such option was exercised in full at the closing of the Public Offering on April 16, 2026. Additionally, the underwriters will be entitled to a deferred underwriting discount of approximately $7,044,000 payable to the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting commissions will be payable to the underwriters upon the closing of the initial Business Combination in three portions, as follows: (i) $0.15 per unit sold in the Public Offering shall be paid to the underwriters in cash, (ii) up to $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Class A ordinary shares that are redeemed in connection with an initial Business Combination and (iii) $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Public Offering and the underwriter’s receipt of 100% of the Base Fee of 2% of the proceeds of the Units sold in the closing of the Public Offering, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with the initial Business Combination.

Administrative Services Agreement and Executive Compensation Agreements

See Note 5 with respect to agreements, commencing on the effective date of the Public Offering for Administrate Services and for Executive Compensation (deferred until the closing of the business combination).

Note 8 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 479,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, respectively, there were 641,250 and 0 Class A ordinary shares issued or outstanding (excluding, at June 30, 2026, the 20,125,000 Class A ordinary shares classified as Class A ordinary shares subject to redemption).

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. In October 2025, the Company issued an aggregate of 6,708,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 875,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. Since the underwriters’ over-allotment option was exercised in full on the closing of the Public Offering, no Class B ordinary shares were surrendered and none are available for surrender at June 30, 2026.

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

Note 9 — Segment Information

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

As a Special Purpose Acquisition Company (“SPAC”), the Company has not commenced any operations and its activities consist of seeking to identify a suitable business combination candidate and to perform the diligence, contractual, reporting and other obligations associated with completing a business combination transaction. The Company’s CODM has been identified as the Chief Executive Officer and Chief Financial Officer, who review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

For purposes of ASC Topic 280, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, the Company’s expenses consist of the costs of raising capital and, afterward, identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain the Company’s reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, which approximated $619,000 and $657,000 in the three and six months ended June 30, 2026, respectively, the Company has approximately $202,715,000 and $0, respectively, of investment in the Trust Account as of June 30, 2026 and December 31, 2025, and such cash and investments are expected to generate interest or dividend income.

Other segment items: Segment expenses total approximately $619,000 and $657,000 for the three and six months ended June 30, 2026, respectively. Other income consisted of approximately $1,473,000 and $1,473,000, respectively, during the three and six months ended June 30, 2026 consisting primarily of investment income on the Trust assets.

Explanation of how the CODM uses the disclose measure of segment profit or loss: The CODM works to maintain costs at a competitive level in its everyday operations. The CODM works to optimize its investment income on the limited choices of available assets based on market conditions. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following: (a) expenses of maintaining its public reporting including accounting, auditing, legal, listing regulatory, and insurance, (b) search for a business combination candidate, (c) diligence, financing, reporting and closing activities and (d) managing investments in the Trust Account in order to generate return for shareholders consistent with the regulations surrounding such investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to NewHold Investment Corp IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to NewHold Industrial Technology IV LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements as of December 31, 2025 and for the period from October 6, 2025 (inception) to December 31, 2025 included in the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the SEC on April 16, 2026 as well as the audited Closing Balance Sheet as of April 16, 2026 included in the Current Report on Form 8-K filed with the SEC on April 22, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any other future periods.

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

Overview

We are a blank check company incorporated on October 6, 2025, as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this quarterly report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. However, our management team had been actively in discussions with potential business combination partners in their capacity as officers of NewHold Investment Corp. (“NHIC I”), NewHold Investment Corp. II (“NHIC II”) and NewHold Investment Corp III (“NHIC III”), and we may pursue business combination partners that had previously been in discussions with NHIC I, NHIC II or NHIC III’s management teams. We may pursue an initial business combination in any business or industry. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private units, the proceeds, if any, of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. There can be no assurance that our plans to complete a Business Combination will be successful.

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

A total of $201,250,000, comprised of the net proceeds from the Initial Public Offering (which amount includes $7,043,750 of the underwriter’s deferred discount) and the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company (“Continental”), acting as trustee.

Pursuant to the trust agreement by and between the Company and Continental, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until April 16, 2028 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our board of directors may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination (the “Combination Period”). If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our public shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination within 36 months following the effectiveness of its initial public offering registration statement (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our management team.

As indicated in the accompanying financial statements, at June 30, 2026, we held cash of approximately $1,330,000, current liabilities of approximately $393,000 (which includes approximately $113,000 of deferred compensation which is not payable until the closing of a business combination) and deferred underwriting fees payable of approximately $7,044,000. In addition, the Company is able to draw up to $250,000 per year of interest earned in the Trust Account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and, subsequent to the offering, identifying and completing a suitable Business Combination. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

General and administrative costs and loss from operations – For the three and six months ended June 30, 2026, we incurred general and administrative costs of approximately $619,000 and $657,000, respectively, consisting of costs associated with our public reporting, listing, and insurance of approximately $196,000 and $234,000, respectively, approximately $125,000 and $125,000 of costs charged by our Sponsor for office space, utilities and secretarial and administrative support, approximately $113,000 and $113,000, respectively, of deferred compensation payable to 3 members of executive management upon the closing of a business combination and approximately $185,000 and $185,000, respectively associated with our search for a business combination.

Other income – Other income earned during the three and six months ended June 30, 2026 totaled approximately $1,473,000 and $1,473,000, respectively, primarily resulting from interest earned on the assets in the trust account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and $350,000 in loans available from our sponsor, approximately $112,000 and $0, respectively, has been drawn down at June 30, 2026 and December 31, 2025 and was fully repaid upon closing of the Public Offering on April 16, 2026.

The net proceeds from the sale of the units in the Initial Public Offering and the sale of the private units for an aggregate purchase price of $6,412,500, after deducting offering expenses of approximately $462,000 and underwriting commissions and expenses of $4,075,000 (excluding deferred underwriting commissions of $7,043,750, were $203,125,500. $201,250,000 was deposited in the trust account, which includes deferred underwriting commissions of $7,043,750. The proceeds held in the trust account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and shall exclude the deferred underwriting commissions), to complete our Business Combination. We may withdraw interest to pay our taxes, if any, and for working capital purposes (not to exceed $250,000 annually). Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had available to us approximately $1,330,000 of Public Offering proceeds held outside the trust account. In addition, we are able to draw up to $250,000 per year of interest accrued in the Trust Account for working capital purposes. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. Subsequent to June 30, 2026, in August 2026, The Company withdrew $250,000 from the Trust Account for its permitted working capital distribution.

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

We may also obtain third-party financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of June 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of June 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

In connection with the Initial Public Offering, we entered into an Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $50,000 per month for office space, utilities and secretarial and administrative support and includes $21,500 and $7,100, respectively, per month to be paid to the Company’s Chief Operating Officer and Chief Financial Officer. During the three- and six-month periods ended June 30, 2026 approximately $125,000 was paid under this agreement and no amount was outstanding at June 30, 2026 or December 31, 2025. See also Executive Officer Compensation below.

Executive Officer Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, on April 15, 2026, the Company agreed to compensate each of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer $15,000 per month for their services prior to the consummation of the Company’s initial business combination, all of which would be payable upon the completion of the Company’s initial business combination. The total amount of deferred compensation for the three and six months ended June 30, 2026 was approximately $113,000. See also above for cash compensation paid to certain officers as part of the Administrative Services Agreement.

Subsequent to June 30, 2026, in July 2026, the Company’s Chief Financial Officer resigned and no further accruals of deferred compensation will accrue to this individual as of that date. A new Chief Financial Officer was appointed in July 2026 and that individual will accrue deferred compensation, and cash compensation, under the programs described above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Simultaneously with the closing of the Initial Public Offering, the Company completed the private placement of an aggregate of 641,250 units (the “Private Placement Units”) to the Sponsor and BTIG, LLC, the representative of the underwriters, at $10.00 per Unit, each Unit consisting of one Class A Ordinary Share and one-third of one redeemable Warrant, each whole Warrant exercisable to purchase one Class A Ordinary Share of the Company. Of those 641,250 Private Placement Units, the Sponsor purchased 440,000 Private Placement Units and BTIG, LLC purchased 201,250 Private Placement Units. The Warrants contained in the Private Placement Units are identical to the Warrants included in the Units sold in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 14, 2026, by and between the Company and BTIG, LLC, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated April 14, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Warrant Agreement, dated April 14, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.2	Registration Rights Agreement, dated April 14, 2026, by and among the Company and certain security holders. (1)
10.3	Private Placement Units Purchase Agreement, dated April 14, 2026, by and between the Company and the Sponsor. (1)
10.4	Private Placement Units Purchase Agreement, dated April 14, 2026, by and between the Company and the Sponsor. (1)
10.5	Letter Agreement, dated April 14, 2026, by and among the Company, its officers, directors, and the Sponsor. (1)
10.6	Administrative Services Agreement, dated April 14, 2026, by and between the Company and NewHold Industrial Technology IV LLC. (1)
10.7	Form of Indemnity Agreement. (1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on April 20, 2026.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWHOLD INVESTMENT CORP IV

Dated: August 13, 2026	By:	/s/ John Boone
	Name:	John Boone
	Title:	Chief Financial Officer